Form 10-Q
period 1996-03-31
WENDYS OF WEST MICHIGAN LIMITED PARTNERSHIP
filed 1996-05-14
CIK 801446

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                              ----------------


                                  FORM 10-Q

_X_ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended  March 31, 1996  or
                                     --------------

___ Transition report pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

     For the transition period from _____ to _____.

     Commission File Number:     33-8586-C

                  WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

Michigan                                      38-2688085
(State or other jurisdiction of               (I.R.S.  Employer Identification
incorporation or organization)                Number)

The Ledyard Building
Suite 235
125 Ottawa NW
Grand Rapids, Michigan                        49503
(Address of principal                         (Zip Code)
executive offices)

               Registrant's telephone number, including area code:

                                 (616) 235-9670

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  __x__  No  _____

                       DOCUMENTS INCORPORATED BY REFERENCE

        On November 7, 1986, a registration statement on Form S-18 (Registration No. 33-8586-C) for 1,500 units of limited partnership interest in the Registrant became effective. Portions of the exhibits that were filed in conjunction with such registration statement and that were filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as well as certain documents that were filed with the SEC as part of the Registrant's Form 10-K covering the Registrant's fiscal year ended December 31, 1986 and as part of the Registrant's Form 10-Q covering the quarter ended March 31, 1987, all pursuant to the Securities Exchange Act of 1934 are incorporated by reference in Part II, Item 6 of this report.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

        The financial statements required by Item 1 are attached to this report as Exhibit A, and are incorporated herein by this reference.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         (a)  Results of Operations

        The following statement reflects the Partnership's results of operations for the three months' periods ended March 31, 1996 and 1995.


                                      Statement of Operations
                                      -----------------------
                             $ in Thousands            % of Net Sales
                           ------------------        ------------------
                           Three months ended        Three months ended
                                March 31,                 March 31,
                            1996        1995          1996        1995
                            ----        ----          ----        ----
Net Sales                   5,718       5,969        100.0%      100.0%

Cost of Sales               1,645       1,747         28.8        29.3
                          -------     -------       ------      ------
  Gross Profit              4,073       4,222         71.2        70.7

Expenses (income):

  Restaurant Operating
  Expenses                  3,513       3,480         61.4        58.3

  General and
  Administrative              305         323          5.3         5.4

  Depreciation and
  Amortization                203         203          3.5         3.4

  Interest Expense            114         143          2.0         2.4

  Other Income                (46)        (41)        (0.8)       (0.7)

  Insurance in Excess
  of Net Book Value of
  Fire Damaged Assets         -0-         (33)         0.0        (0.5)
                          -------     -------       ------      ------

                            4,089       4,076         71.5        68.3
                          -------     -------       ------      ------
Income (Loss) before
  extraordinary item          (16)        146         (0.3%)       2.4%

Extraordinary item -
  loss on extinguishment
  of debt                     -0-          21          0.0         0.3
                          -------     -------       ------      ------

Net Income (Loss)             (16)        126         (0.3%)       2.1%
                          =======     =======       ======      ======


        (b)  Sales

        Sales decreased $252,000 or 4.2% for the three months ended March 31, 1996 compared to the same period of 1995. This sales comparison includes sales in the first quarter of 1996 from an additional restaurant opened in April 1995. Excluding sales from this restaurant, sales decreased 7.5% at restaurants in operation during the first quarter of 1996 and 1995. This decrease in sales is largely attributable to prolonged and harsh winter weather conditions in the first quarter of 1996. The adverse weather conditions had a negative effect on retail sales in general in the Partnership's market during the first quarter of 1996 and the fourth quarter of 1995. The relatively severe weather conditions in the first quarter of 1996, when compared to relatively mild conditions during the first quarter of 1995, make year-to-year sales comparisions difficult. The mild winter experienced during the first quarter of 1995 helped contribute to the 11.2% sales increase for that period and were the highest first quarter sales recorded since the inception of the Partnership.

        Sales on a per restaurant basis for restaurants in operation during the same periods of both years for the last five quarters are set forth in the following table.


                    Average Net Sales Per Restaurant Unit

                                 1996       1995     Decrease    % Decrease
                                 ----       ----     --------    ----------
Three months ended March 31     235,851    255,107   (19,256)      (7.5%)

                                                     Increase    % Increase
                                 1995       1994    (Decrease)   (Decrease)
                                 ----       ----     --------    ----------
Three months ended Dec. 31      254,357    275,842   (21,485)      (7.8%)
Three months ended Sept. 30     279,643    286,830    (7,187)      (2.5%)
Three months ended June 30      273,240    272,810       430        0.2%
Three months ended March 31     255,107    229,358    25,749       11.2%


        Sales for the first quarter of 1996 include the effects of a 1.4% increase in selling prices for the first quarter of 1996 over the first quarter of 1995. Price increases for 1994 and 1995 were less than 1% each year. These minimal price increases are the result of intense price competition in the Partnership's market including product discounting and competitive intrusion from the Partnership's competition. The Partnership has limited the amount of product discounting it has engaged in due to the negative effect on profit margins. These factors, combined with the difficult winter, contributed to the sales decline during the first quarter.

        The above sales trend has improved during the first four weeks of the second quarter of 1996 despite continued unseasonable cold weather. Average sales per restaurant unit for this four week period are down less than 1% over the same four week period of 1995.

        (c) Gross Profit

        Gross profit decreased $149,000 during the first quarter of 1996 compared to the first quarter of 1995. This decrease in gross profit resulted from the decrease in sales during the first quarter of 1996. As a percentage of sales, gross profit increased .5 percentage points, from 70.7% in 1995 to 71.2% in 1996. The increase in gross profit percentage was due to the slight increase in selling prices discussed on the previous page, lower than normal meat costs and reduced product waste as a result of continued effective food cost controls at the store operation level.


         (d)  Expenses

                    Restaurant Operating Expenses

        Restaurant operating expenses increased 3.1 percentage points during the first quarter of 1996 compared to the same period of 1995 (from 58.3% of sales in 1995 to 61.4% of sales in 1996). This increase was largely due to the decrease in sales during the first quarter combined with a 1.5 percentage point increase in payroll costs. The increase in payroll costs was caused primarily by increased hourly wage rates which were approximately 10% higher during the first quarter of 1996 compared to the first quarter of 1995. This increase in hourly wage rates was due to the continued labor shortage in the Partnership's market. Also contributing to the increase in restaurant operating expenses (as a percentage of sales) were increases in utilities, repairs and maintenance, and property taxes. On a per restaurant basis, restaurant operating expenses decreased from an average of $145,000 per restaurant in 1995 to an average of $140,000 per restaurant in 1996, a decrease of 3.5% compared to the 7.5% decrease in sales during the first quarter of 1996.

           General and Administrative Expenses

        General and administrative expenses decreased $18,000 in the first quarter of 1996 compared to the first quarter of 1995 (from $323,000 in 1995 to $305,000 in 1996). This decrease was the result of reductions in Michigan single business tax and administrative salaries. As a percentage of sales, general and administrative expenses decreased from 5.4% of sales in 1995 to 5.3% of sales in 1996.

           Interest Expense

        Interest expense decreased $29,000 for the three months ended March 31, 1996 compared to the same period of 1995. In March 1995 the Partnership refinanced its long-term debt reducing the interest rate on the Partnership's debt. The new loan agreement allows the Partnership to apply its excess cash against the loan balance which when combined with the reduction in the interest rate caused the decrease in interest expense. See item (f) "Liquidity and Capital Resources" of this item of this report for additional information regarding the Partnership's debt restructuring.

        (e) Liquidity and Capital Resources

        On March 21, 1995 the Partnership refinanced its existing bank debt and received additional loan proceeds which were used to retire the Partnership's subordinated debt. The new loan requires monthly payments of $43,313 based on a ten year amortization including interest at 1% over prime. The Partnership's previous long-term debt required interest at 2% over prime. The revolving loan agreement allows the Partnership to apply its excess cash against the loan balance to reduce the interest charged on the loan. As of March 31, 1996 the loan was paid down to a balance of $2,525,000 while the permitted (amortized) balance was $3,135,000.

        At March 31, 1996 the Partnership had $299,000 on hand in unrestricted cash and approximately $610,000 borrowing availability on its revolving term loan (discussed in the previous paragraph) for a total of $909,000 of cash and cash availability. This is a decrease of $112,000 from December 31, 1995. Working capital (excluding the current portions of capital lease obligations, but including the $610,000 in borrowing availability) decreased $284,000 from December 31, 1995 to March 31, 1996. The uses of cash and working capital during the first quarter included the acquisition of approximately $254,000 of property and equipment. This includes the cost of equipment for the Partnership's newest restaurant which opened in late March 1996. The land and building for this restaurant are being leased. The uses of cash and working capital also included a net reduction in the Partnership's long-term debt and obligations under capital leases of $13,000 and cash distributions to partners of $127,000.

        The Partnership expects property and equipment additions over the next twelve months at existing restaurants to be approximately $500,000. The Partnership has no current plans to open any additional restaurants during the remainder of 1996. Preliminary plans are being made to open a new restaurant in the first half of 1997. These plans provide for the Partnership to pay for the restaurant equipment and franchise fee out of operating cash flow totaling approximately $250,000. The land and building would be leased under similar terms as the Partnership's two newest restaurants.

        Based on current operations, The Partnership expects that cash provided from operations will enable the Partnership to meet its financial requirements for the foreseeable future.


        (f) Inflation, Changing Prices

        As discussed under item (d) "Expenses - Restaurant Operating Expenses" of this item of this report, rising hourly wage rates had a negative impact on the Partnership's operating results for the first quarter of 1996. Increases in labor costs along with periodic increases in food and other operating expenses are normally passed on to customers in the form of price increases. However, highly competitive market conditions have minimized the Partnership's ability to offset these cost increases through increased prices to its customers.

                           PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings.

        There are no material legal proceedings pending to which the Partnership is a party or to which any of its property is subject.

ITEM 2. Changes in Securities.

        No information to report this quarter.

ITEM 3.  Defaults Upon Senior Securities.

        No information to report this quarter.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

        No information to report this quarter.

ITEM 5.  Other Information.

        No information to report this quarter.

ITEM 6.  Exhibits and Reports on Form 8-K.

        (a) The exhibits filed with this report are listed on the "Exhibit Index" on page E-1.

        (b) No reports on Form 8-K have been filed by the Registrant during this quarter.

        (c) The financial statements filed with this report are listed on the "Index to Financial Statements" on page A-1.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             WENDY'S OF WEST MICHIGAN LIMITED
                                             PARTNERSHIP, a Michigan limited
                                             partnership.


                                             By: Wendy's West Michigan, Inc.,
                                             a Michigan corporation,
                                             General Partner



Date: May 10, 1996                           By: /s/ John G. Dodgson
                                                 ----------------------
                                                   John G. Dodgson,
                                                   President





Date: May 10, 1996                           By: /s/ Ray E. Quada
                                                 ----------------------
                                                   Ray E. Quada,
                                                   Treasurer

                  WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP

                          INDEX TO FINANCIAL STATEMENTS





                                                                    PAGE NUMBER
FINANCIAL STATEMENTS:

  BALANCE SHEET - MARCH 31, 1996
    (UNAUDITED) AND DECEMBER 31, 1995                                A-2 - A-3

  STATEMENT OF OPERATIONS (UNAUDITED) -
    THREE MONTHS' PERIODS ENDED MARCH 31,
    1996 AND 1995                                                       A-4

  STATEMENT OF CASH FLOWS (UNAUDITED) -
    THREE MONTHS' PERIODS ENDED MARCH 31,
    1996 AND 1995                                                       A-5

  NOTE TO UNAUDITED FINANCIAL STATEMENTS                                A-6

                  WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP

                                  BALANCE SHEET

                      March 31, 1996 and December 31, 1995



                                                    March 31,
                                                      1996        December 31,
                                                   (unaudited)       1995
                                                   -----------    ------------

                                      ASSETS
 CURRENT ASSETS
   Cash and cash equivalents                      $   298,936     $   411,198
   Non-trade receivables                               39,184          53,887
   Inventories - restaurant food and
     paper supplies                                   147,305         145,807
   Prepaid expenses                                   177,536         139,202
                                                  -----------     -----------
                         TOTAL CURRENT ASSETS         662,961         750,094

 OTHER ASSETS
   Cash value of life insurance                        31,000             -0-
   Loan costs                                          61,800          63,534
   Goodwill                                         2,113,167       2,162,697
   Franchise fees                                     176,416         184,357
                                                  -----------     -----------
                           TOTAL OTHER ASSETS       2,382,383       2,410,588

 PROPERTY AND EQUIPMENT
   Land                                               749,000         749,000
   Leasehold improvements                           2,156,926       2,156,926
   Buildings and improvements                       2,398,127       2,398,127
   Restaurant equipment                             3,673,869       3,420,269
   Office equipment                                   175,644         175,644
   Vehicles                                            83,826          83,826
   Leased property under capital leases             2,825,338       2,825,338
                                                  -----------     -----------
                                                   12,062,730      11,809,130
   Less accumulated depreciation
     and amortization                               6,281,118       6,137,807
                                                  -----------     -----------
                 PROPERTY AND EQUIPMENT - NET       5,781,612       5,671,323
                                                  -----------     -----------
                                                  $ 8,826,956     $ 8,832,005
                                                  ===========     ===========







See note to financial statements

                  WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEET
                                  (continued)

                      March 31, 1996 and December 31, 1995


                                                   March 31,
                                                     1996        December 31,
                                                  (unaudited)       1995
                                                  -----------    ------------

                      LIABILITIES AND PARTNERS' EQUITY

 CURRENT LIABILITIES
  Accounts Payable                                $ 1,011,080    $   785,355
  Salaries and wages                                  225,050        305,044
  Accrued taxes                                       249,614        293,705
  Accrued percentage rent                              34,766         79,816
  Other current liabilities                           102,035         38,963
  Current portion of long-term debt                       -0-            -0-
  Current portion of lease obligations                164,030        159,572
                                                  -----------    -----------
            TOTAL CURRENT LIABILITIES               1,786,575      1,662,455


 LONG-TERM DEBT  - exclusive of current
  portion                                           2,556,447      2,500,340

 LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES  -
  exclusive of current portion                      1,766,110      1,808,828

 COMMITMENTS AND CONTINGENCIES  - Note A                   -              -

 PARTNERS' EQUITY                                   2,717,824      2,860,382
                                                  -----------    -----------
                                                  $ 8,826,956    $ 8,832,005
                                                  ===========    ===========





See note to financial statements

                  WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP

                        STATEMENT OF OPERATIONS (UNAUDITED)

               Three months' periods ended March 31, 1996 and 1995


                                                       1996           1995
                                                   -----------    -----------
Net sales                                          $ 5,717,547    $ 5,969,074

Cost of sales                                        1,644,452      1,747,235
                                                   -----------    -----------
                                                     4,073,095      4,221,839

Expenses (income):
  Restaurant operating costs                         3,513,069      3,479,844
  General and administrative expenses                  304,812        323,145
  Depreciation and amortization                        202,516        203,461
  Interest expense                                     114,084        142,710
  Interest and other income                            (45,777)       (40,889)
  Insurance proceeds in excess of net
    book value of fire damaged assets                      -0-        (32,660)
                                                   -----------    -----------
                                                     4,088,704      4,075,611
                                                   -----------    -----------
                        INCOME (LOSS) BEFORE
                          EXTRAORDINARY ITEM           (15,609)       146,228

Extraordinary item - loss on
  extinguishment of debt                                   -0-         20,536
                                                   ------------   -----------
                           NET INCOME (LOSS)       $   (15,609)   $   125,692
                                                   ============   ===========

Net income (loss) attributed to:
  Limited Partners                                 $   (15,453)   $   124,435
  General Partner                                         (156)         1,257
                                                   -----------    -----------
                                                   $   (15,609)   $   125,692
                                                   ============   ============

Income (loss) before extraordinary item,
  per unit of Limited Partnership interest
  (1256.8 units outstanding)                       $    (12.30)   $    115.19
                                                   ============   ============

Extraordinary item - loss on extinguishment
  of debt, per unit of Limited Partnership
  interest (1256.8 units outstanding)              $       -0-    $    (16.18)
                                                   ============   ============

Net income (loss), per unit of Limited
  Partnership interest (1256.8 units outstanding)  $    (12.30)   $     99.01
                                                   ============   ============




See note to financial statements

                  WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP

                        STATEMENT OF CASH FLOWS (UNAUDITED)

               Three months' periods ended March 31, 1996 and 1995



                                                       1996         1995
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                 $   (15,609)  $   125,692
Noncash items included in net loss:
  Loss on extinguishment of debt                          -0-        20,536
  Depreciation and amortization                       202,516       203,461
  (Increase) decrease in current
    assets other than cash                            (25,129)       32,886
  Increase (decrease) in accounts payable
    and other accrued liabilities                     119,662      (178,884)
                                                  -----------   -----------
                         NET CASH PROVIDED BY
                         OPERATING ACTIVITIES         281,440       203,691

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in restricted cash - for
    repayment of short-term borrowings                    -0-    (1,648,331)
  Payment of franchise fees                               -0-       (25,000)
  Proceeds from sale of land                              -0-       121,000
  Purchase of property and equipment                 (253,600)     (144,035)
                                                  -----------   -----------

                             NET CASH USED BY
                         INVESTING ACTIVITIES        (253,600)   (1,696,366)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt (net
    of debt issue costs)                                  -0-     1,991,022
  Payments made on short-term borrowings                  -0-      (102,724)
  Net increase (decrease) in long-term
    debt (revolving term loan)                         25,107       (64,159)
  Payments made on obligations under
    capital leases                                    (38,260)      (34,267)
  Distributions to partners                          (126,949)     (253,899)
                                                  -----------   -----------

                     NET CASH PROVIDED (USED)
                      BY FINANCING ACTIVITIES        (140,102)    1,535,973
                                                  -----------   -----------

              NET INCREASE (DECREASE) IN CASH        (112,262)       43,298

Cash:
  At beginning of period                              411,198       776,042
                                                  -----------   -----------

                             At end of period     $   298,936   $   819,340
                                                  ===========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest                          $   114,599   $   127,260




See note to financial statements

                WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP

                   NOTES TO UNAUDITED FINANCIAL STATEMENTS

             Three months' periods ended March 31, 1996 and 1995


NOTE A - BASIS OF PRESENTATION

        In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 1996 and the results of operations and cash flows for the three months' periods ended March 31, 1996 and 1995.

        The accompanying financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and therefore, should be read in conjunction with the audited financial statements included in the Partnership's Form 10-K for the period ended December 31, 1995 as filed with the Securities and Exchange Commission. The results of operations for the three months' period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

                               INDEX OF EXHIBITS


                                                                 Reference/
Exhibit No.                                                         Page
- -----------                                                      ----------
4(a)  Amended and Restated Agreement of Limited
         Partnership of Wendy's of West Michigan
         Limited Partnership dated as of July 31, 1986..............  A

4(b)  First Amendment to Amended and Restated
        Agreement of Limited Partnership of Wendy's
        of West Michigan Limited Partnership dated
        as of December 13, 1986.....................................  A

4(c)  Amendments to Amended and Restated Agreement of
        Limited Partnership, effective as of April 12,
        1987........................................................  B

4(d)  Restated Certificate of Limited Partnership
        of Wendy's of West Michigan Limited Partnership,
        as filed with the Michigan Department of Commerce
        on November 3, 1986.........................................  A


4(e)  Certificate of Amendment to Restated Certificate
        of Limited Partnership of Wendy's of West Michigan
        Limited Partnership, as filed with the Michigan
        Department of Commerce on December 30, 1986.................  A

27)   Financial Data Schedule



A  Filed as an Exhibit to Registration Statement No. 33-8586-C or
     Report on Form 10-K for the fiscal year ended December 31, 1986, and incorporated herein by reference.

B Filed as an Exhibit to Registrant's Form 10-Q for the period ended March 31, 1987, and incorporated herein by reference.